Form 10-K/A
period 2006-12-31
MASTR Second Lien Trust 2006-1
filed 2007-04-02
CIK 1350736

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                       FORM 10-K/A
                                     Amendment No. 1


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

            None.




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





       ADDITIONAL DISCLOSURE ITEMS PURSUANT TO GENERAL INSTRUCTION J


  Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

            None.


  Item 1114(b)(2) and 1115(b) of Regulation AB, Significant Enhancement
             Provider Financial Information.

        The Consolidated Balance Sheets as of December 31, 2006 and 2005, and the Consolidated Statements of Operations and Comprehensive Income, Consolidated Statements of Changes in Shareholder's Equity, and Consolidated Statements of Cashflows for each of the three years in the period ended December 31, 2006, all of Financial Security Assurance Inc. and its subsidiaries are incorporated herein by reference from
        Exhibit 99.1 of the Annual Report on Form 10-K of Financial Security Assurance Holdings Ltd.


  Item 1117 of Regulation AB, Legal Proceedings.


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


     (35) Servicer compliance statement.


      a) Cenlar, FSB, as Sub-Servicer for Irwin Union Bank and Trust <F1>
      b) Irwin Union Bank and Trust, as Servicer <F1>
      c) Wells Fargo Bank, N.A., as Master Servicer <F1>
       <F1>


   (99.1) The Consolidated Balance Sheets as of December 31, 2006 and 2005, and the Consolidated Statements of Operations and Comprehensive Income, Consolidated Statements of Changes in Shareholder's Equity, and Consolidated Statements of Cashflows for each of the three years in the period ended December 31, 2006, all of Financial Security Assurance Inc. and its subsidiaries are incorporated herein by reference from
        Exhibit 99.1 of the Annual Report on Form 10-K of Financial Security Assurance Holdings Ltd.

   (b) Exhibits identified in paragraph (a) above.

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

    Date: April 2, 2007




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


      a) Assurant Inc. as Sub-Contractor for Cenlar, FSB
      b) Cenlar, FSB, as Sub-Servicer for Irwin Union Bank and Trust
      c) First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Cenlar, FSB
      d) Irwin Union Bank and Trust, as Servicer
      e) Wells Fargo Bank, N.A., as Master Servicer
      f) Wells Fargo Bank, N.A., as Custodian


     (35) Servicer compliance statement.


      a) Cenlar, FSB, as Sub-Servicer for Irwin Union Bank and Trust
      b) Irwin Union Bank and Trust, as Servicer
      c) Wells Fargo Bank, N.A., as Master Servicer




    (99.1) The Consolidated Balance Sheets as of December 31, 2006 and 2005, and the Consolidated Statements of Operations and Comprehensive Income, Consolidated Statements of Changes in Shareholder's Equity, and Consolidated Statements of Cashflows for each of the three years in the period ended December 31, 2006, all of Financial Security Assurance Inc. and its subsidiaries are incorporated herein by reference from
        Exhibit 99.1 of the Annual Report on Form 10-K of Financial Security Assurance Holdings Ltd.




  EX-31 Rule 13a-14(d)/15d-14(d) Certifications

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


     Dated: April 2, 2007

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